Form 10-K
period 2017-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2017-C4
filed 2018-03-30
CIK 1718304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

333-207132-15

(Commission File Number of issuing entity)

0001718304

(Central Index Key Number of issuing entity)

Citigroup Commercial Mortgage Trust 2017-C4

(Exact name of issuing entity as specified in its charter)

333-207132

(Commission File Number of depositor)

0001258361

(Central Index Key Number of depositor)

Citigroup Commercial Mortgage Securities Inc.

(Exact name of depositor as specified in its charter)

Citi Real Estate Funding Inc.

(Central Index Key Number: 0001701238)

Cantor Commercial Real Estate Lending, L.P.

(Central Index Key Number: 0001558761)

Ladder Capital Finance LLC

(Central Index Key Number: 0001541468)

German American Capital Corporation

(Central Index Key Number: 0001541294)

Rialto Mortgage Finance, LLC

(Central Index Key Number: 0001592182)

(Exact name of sponsor as specified in its charter)

New York	82-6713163 82-6712043 82-6694460
(State or other jurisdiction of organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o Citibank, N.A.

388 Greenwich Street, 14th Floor

New York, New York 10013

(Address of principal executive offices of issuing entity)

(212) 816-5614

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

See Item 15.

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6. Selected Financial Data.

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11. Executive Compensation.

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

Item 1112(b) of Regulation AB

No mortgage loan in the Pool Assets for Citigroup Commercial Mortgage Trust 2017-C4 constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB.

Item 1114(b)(2) and Item 1115(b) of Regulation AB

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB

Disclosure from Citibank, N.A., as Certificate Administrator:

Citibank, N.A. (“Citibank”) is acting as the Certificate Administrator of this commercial mortgage-backed securities (“CMBS”) transaction. In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain residential mortgage-backed securities (“RMBS”) transactions. Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the U.S. Trust Indenture Act of 1939, as amended (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. On April 7, 2017, Citibank filed a motion for summary judgment. Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017. Briefing on those motions was completed on August 4, 2017.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee. This case includes the 24 trusts previously dismissed in the federal action, and one additional trust. The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”). Following oral argument on Citibank’s motion to dismiss, plaintiffs filed an amended complaint on August 5, 2016. On June 27, 2017, the state court issued a decision, dismissing the event of default claims, mortgage-file-related claims, the fiduciary duty claims, and the conflict of interest claims. The decision sustained certain breach of contract claims including the claim alleging discovery of breaches of representations and warranties, a claim related to robo-signing, and the implied covenant of good faith claim. Citibank appealed the lower court’s decision, and on January 16, 2018, the Appellate Division, First Department, dismissed the claims related to robo-signing and the implied covenant of good faith, but allowed plaintiffs’ claim alleging discovery of breaches of representations and warranties to proceed.

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”) as receiver for a failed financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A., entities that have also been sued by FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter. On September 30, 2016, the court granted Citibank’s motion to dismiss the complaint without prejudice for lack of subject matter jurisdiction. On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the court’s dismissal order. On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action. He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017. The FDIC subsequently requested an extension of time to file its amended complaint, which was granted. The FDIC filed its amended complaint on December 8, 2017.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts. However, Citibank denies liability and continues to vigorously defend against these litigations. Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as Certificate Administrator under the pooling and servicing agreement for this CMBS transaction.

Disclosure from KeyBank National Association, as special servicer for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (as defined in Item 15(a)(3) below):

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”). The suit was filed derivatively on behalf of the Trust. The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificateholder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust. There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers. Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case. On November 28, 2016, the Servicers’ motion to dismiss was granted. The plaintiff certificateholder has filed a notice of appeal, and the appeal is pending.

Item 1119 of Regulation AB

Provided previously in the prospectus of the Registrant relating to the issuing entity and filed on October 31, 2017 pursuant to Rule 424(b)(2) of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB

The reports on assessment of compliance with servicing criteria for asset-backed securities and related attestation reports are attached hereto under Item 15.

Item 1123 of Regulation AB

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:

(1)	Not Applicable

(2)	Not Applicable

(3)	Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description

4.1	Pooling and Servicing Agreement, dated as of October 1, 2017 (the “CGCMT 2017-C4 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated October 31, 2017, and filed by the registrant on October 31, 2017 under Commission File No. 333-207132-15, and is incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of October 1, 2017 (the “JPMDB 2017-C7 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A dated October 31, 2017, and filed by the registrant on December 21, 2017 under Commission File No. 333-207132-15, and is incorporated by reference herein)[1].

4.3	Pooling and Servicing Agreement, dated as of September 1, 2017 (the “CGCMT 2017-P8 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, KeyBank National Association, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated October 31, 2017, and filed by the registrant on October 31, 2017 under Commission File No. 333-207132-15, and is incorporated by reference herein)[2].

4.4	Pooling and Servicing Agreement, dated as of October 1, 2017 (the “UBS 2017-C4 PSA”), by and among UBS Commercial Mortgage Securitization Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, AEGON USA Realty Advisors, LLC, as Fairmount at Brewerytown special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated October 31, 2017, and filed by the registrant on October 31, 2017 under Commission File No. 333-207132-15, and is incorporated by reference herein)[3].

[1]	The Station Place III mortgage loan, which represented approximately 5.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Capital Centers II & III mortgage loan, which represented approximately 2.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Walgreens Witkoff Portfolio mortgage loan, which represented approximately 1.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Station Place III mortgage loan, the Capital Centers II & III mortgage loan, the Walgreens Witkoff Portfolio mortgage loan, and each of the related companion loan(s) are serviced pursuant to the JPMDB 2017-C7 PSA.
[2]	The Pleasant Prairie Premium Outlets mortgage loan, which represented approximately 4.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Corporate Woods Portfolio mortgage loan, which represented approximately 3.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Pleasant Prairie Premium Outlets mortgage loan, the Corporate Woods Portfolio mortgage loan, and each of the related companion loan(s) are serviced pursuant to the CGCMT 2017-P8 PSA.
[3]

The 50 Varick Street mortgage loan, which represented approximately 3.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Bank of America Office Campus Building 600 mortgage loan, which represented approximately 1.0% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 50 Varick Street mortgage loan and the related companion loan(s) were serviced pursuant to the UBS 2017-C4 PSA prior to November 16, 2017. The Bank of America Office Campus Building 600 mortgage loan and the related companion loan(s) are serviced pursuant to the UBS 2017-C4 PSA.

4.5	Pooling and Servicing Agreement, dated as of September 1, 2017 (the “BANK 2017-BNK7 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Rialto Capital Advisors, LLC, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and NCB special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated October 31, 2017, and filed by the registrant on October 31, 2017 under Commission File No. 333-207132-15, and is incorporated by reference herein)[4].

4.6	Pooling and Servicing Agreement, dated as of August 1, 2017 (the “CD 2017-CD5 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K dated October 31, 2017, and filed by the registrant on October 31, 2017 under Commission File No. 333-207132-15, and is incorporated by reference herein)[5].

4.7	Pooling and Servicing Agreement, dated as of November 1, 2017 (the “UBS 2017-C5 PSA”), by and among UBS Commercial Mortgage Securitization Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator, Cayman agent, and trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A dated December 5, 2017, and filed by the registrant on December 5, 2017 under Commission File No. 333-207132-15, and is incorporated by reference herein)[6].

4.8	Pooling and Servicing Agreement, dated as of November 1, 2017 (the “CCUBS 2017-C1 PSA”), by and among UBS Commercial Mortgage Securitization Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association,

[4]	The Mall of Louisiana mortgage loan, which represented approximately 2.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Mall of Louisiana mortgage loan and the related companion loan(s) are serviced pursuant to the BANK 2017-BNK7 PSA.
[5]	The IGT Reno mortgage loan, which represented approximately 2.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The IGT Reno mortgage loan and the related companion loan(s) are serviced pursuant to the CD 2017-CD5 PSA.
[6]	The 50 Varick Street mortgage loan, which represented approximately 3.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 50 Varick Street mortgage loan and the related companion loan(s) are serviced pursuant to the UBS 2017-C5 PSA on and after November 16, 2017.

as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator, Cayman agent, and trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated November 30, 2017, and filed by the registrant on December 4, 2017 under Commission File No. 333-207132-15, and is incorporated by reference herein)[7].

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (see Exhibit 33.1)

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, Berkeley Point Capital LLC, as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA (see Exhibit 33.1)

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA (see Exhibit 33.1)

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA

[7]	The Chelsea Multifamily Portfolio mortgage loan, which represented approximately 2.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Westin Crystal City mortgage loan, which represented approximately 2.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Chelsea Multifamily Portfolio mortgage loan, the Westin Crystal City mortgage loan, and each of the related companion loan(s) were serviced pursuant to the CGCMT 2017-C4 PSA prior to November 30, 2017. The Chelsea Multifamily Portfolio mortgage loan, the Westin Crystal City mortgage loan and each of the related companion loan(s) are serviced pursuant to the CCUBS 2017-C1 PSA on and after November 30, 2017.

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (see Exhibit 33.9)

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (see Exhibit 33.4)

33.16	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (see Exhibit 33.5)

33.17	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA

33.18	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA

33.19	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 50 Varick Street mortgage loan and the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 33.12)

33.20	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the 50 Varick Street mortgage loan and the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA

33.21	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the 50 Varick Street mortgage loan and the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 33.9)

33.22	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 50 Varick Street mortgage loan and the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 33.10)

33.23	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 50 Varick Street mortgage loan and the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 33.11)

33.24	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 50 Varick Street mortgage loan and the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 33.17)

33.25	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 50 Varick Street mortgage loan and the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 33.18)

33.26	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.12)

33.27	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as general special servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.20)

33.28	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.9)

33.29	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.10)

33.30	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.11)

33.31	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.17)

33.32	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.18)

33.33	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 33.12)

33.34	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 33.20)

33.35	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 33.3)

33.36	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 33.4)

33.37	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 33.5)

33.38	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 33.17)

33.39	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 33.18)

33.40	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 33.1)

33.41	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 33.1)

33.42	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 33.3)

33.43	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 33.10)

33.44	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 33.11)

33.45	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 33.1)

33.46	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 33.1)

33.47	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 33.3)

33.48	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 33.10)

33.49	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 33.11)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (see Exhibit 34.1)

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Berkeley Point Capital LLC, as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA (see Exhibit 34.1)

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA (see Exhibit 34.1)

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (see Exhibit 34.9)

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (see Exhibit 34.4)

34.16	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (see Exhibit 34.5)

34.17	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA

34.18	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA

34.19	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 50 Varick Street mortgage loan and the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 34.12)

34.20	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the 50 Varick Street mortgage loan and the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA

34.21	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the 50 Varick Street mortgage loan and the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 34.9)

34.22	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 50 Varick Street mortgage loan and the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 34.10)

34.23	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 50 Varick Street mortgage loan and the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 34.11)

34.24	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 50 Varick Street mortgage loan and the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 34.17)

34.25	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 50 Varick Street mortgage loan and the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 34.18)

34.26	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.12)

34.27	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as general special servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.20)

34.28	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.9)

34.29	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.10)

34.30	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.11)

34.31	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.17)

34.32	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.18)

34.33	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 34.12)

34.34	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 34.20)

34.35	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 34.3)

34.36	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 34.4)

34.37	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 34.5)

34.38	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 34.17)

34.39	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 34.18)

34.40	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 34.1)

34.41	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 34.1)

34.42	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 34.3)

34.43	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 34.10)

34.44	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 34.11)

34.45	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 34.1)

34.46	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 34.1)

34.47	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 34.3)

34.48	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 34.10)

34.49	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 34.11)

35	Servicer compliance statements.[8]

35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (see Exhibit 35.1)

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Berkeley Point Capital LLC, as servicing function participant

35.5	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA (see Exhibit 35.1)

35.6	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA (see Exhibit 35.1)

35.7	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA

35.8	Servicer compliance statement, Wells Fargo Bank National Association, as master servicer for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA

35.9	Servicer compliance statement, Citibank, N.A., as certificate administrator for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (see Exhibit 35.3)

35.10	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the 50 Varick Street mortgage loan and the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA

35.11	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the 50 Varick Street mortgage loan and the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA

[8]	This annual report on Form 10-K does not include the servicer compliance statement of KeyBank National Association, as special servicer for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA, because KeyBank National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

35.12	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the 50 Varick Street mortgage loan and the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 35.7)

35.13	Servicer compliance statement, Wells Fargo Bank, National Association, as general master servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA

35.14	Servicer compliance statement, Rialto Capital Advisors, LLC, as general special servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA

35.15	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 35.7)

35.16	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the IGT Reno mortgage loan under the CD 2017-CD5 PSA

35.17	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the IGT Reno mortgage loan under the CD 2017-CD5 PSA

35.18	Servicer compliance statement, Citibank, N.A., as certificate administrator for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 35.3)

35.19	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 35.1)

35.20	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 35.1)

35.21	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 35.7)

35.22	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 35.1)

35.23	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 35.1)

35.24	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 35.7)

99.1	Mortgage Loan Purchase Agreement, dated as of October 1, 2017, between Citi Real Estate Funding Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated October 31, 2017, and filed by the registrant on October 31, 2017 under Commission File No. 333-207132-15, and is incorporated by reference herein).

99.2	Mortgage Loan Purchase Agreement, dated as of October 1, 2017, between Cantor Commercial Real Estate Lending, L.P. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Cantor Commercial Real Estate Lending, L.P. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated October 31, 2017, and filed by the registrant on October 31, 2017 under Commission File No. 333-207132-15, and is incorporated by reference herein).

99.3	Mortgage Loan Purchase Agreement, dated as of October 1, 2017, between Ladder Capital Finance LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Ladder Capital Finance LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K dated October 31, 2017, and filed by the registrant on October 31, 2017 under Commission File No. 333-207132-15, and is incorporated by reference herein).

99.4	Mortgage Loan Purchase Agreement, dated as of October 1, 2017, between German American Capital Corporation and Citigroup Commercial Mortgage Securities Inc., pursuant to which German American Capital Corporation sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K dated October 31, 2017, and filed by the registrant on October 31, 2017 under Commission File No. 333-207132-15, and is incorporated by reference herein).

99.5	Mortgage Loan Purchase Agreement, dated as of October 1, 2017, between Rialto Mortgage Finance, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Rialto Mortgage Finance, LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K dated October 31, 2017, and filed by the registrant on October 31, 2017 under Commission File No. 333-207132-15, and is incorporated by reference herein).

99.6	Primary Servicing Agreement, dated as of October 1, 2017, between Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, and Berkeley Point Capital LLC, as primary servicer (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K dated October 31, 2017, and filed by the registrant on October 31, 2017 under Commission File No. 333-207132-15, and is incorporated by reference herein).

(b)	The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above.
(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2018

Citigroup Commercial Mortgage Securities Inc. (Depositor)

/s/ Paul Vanderslice
Paul Vanderslice, President