Form 10-K
period 2018-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2017-C4
filed 2019-03-29
CIK 1718304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Not Applicable

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

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. On April 7, 2017, Citibank filed a motion for summary judgment. Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017. Briefing on those motions was completed on August 4, 2017. On March 22, 2018, the court granted Citibank’s motion for summary judgment in its entirety, denied Plaintiffs’ motion for summary judgment and ordered the clerk to close the case. On April 20, 2018, plaintiffs filed a notice of appeal. Plaintiffs’ opening brief was filed on August 3, 2018. Citibank filed its opposition on November 2, 2018. Plaintiffs’ filed their reply on November 16, 2018.

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

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”) as receiver for a failed financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A., entities that have also been sued by FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter. On September 30, 2016, the court granted the motion to dismiss without prejudice for lack of subject matter jurisdiction. On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the court’s dismissal order. On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action. He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017. The FDIC subsequently requested an extension of time to file its amended complaint, which was granted. The FDIC filed its amended complaint on December 8, 2017. Defendants jointly filed a motion to dismiss the amended complaint on March 13, 2018. On April 18, 2018, plaintiff filed its opposition. Defendants filed their joint reply on May 3, 2018.

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

Disclosure from Wells Fargo Bank, National Association, as certificate administrator and as custodian for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA, the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA, the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA, the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA, and the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA:

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee’s alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue. The settlement agreement is subject to court approval. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs’ claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”. The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of the assets backing the asset-backed securities covered in this Form 10-K report.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

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

[6]

The 50 Varick Street mortgage loan, which represented approximately 3.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 50 Varick Street mortgage loan and the related companion loan(s) are serviced pursuant to the UBS 2017-C5 PSA.

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

[7]

The Chelsea Multifamily Portfolio mortgage loan, which represented approximately 2.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Westin Crystal City mortgage loan, which represented approximately 2.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Chelsea Multifamily Portfolio mortgage loan, the Westin Crystal City mortgage loan and each of the related companion loan(s) are serviced pursuant to the CCUBS 2017-C1 PSA.

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (see Exhibit 33.9)

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (see Exhibit 33.4)

33.16	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (see Exhibit 33.5)

33.17	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA

33.18	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA

33.19	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 33.12)

33.20	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA

33.21	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 33.9)

33.22	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 33.10)

33.23	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 33.11)

33.24	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 33.17)

33.25	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 33.18)

33.26	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.12)

33.27	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as general special servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.20)

33.28	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.9)

33.29	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.10)

33.30	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.11)

33.31	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.17)

33.32	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.18)

33.33	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 33.12)

33.34	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 33.20)

33.35	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 33.3)

33.36	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 33.4)

33.37	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 33.5)

33.38	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 33.17)

33.39	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 33.18)

33.40	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 33.1)

33.41	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 33.1)

33.42	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 33.3)

33.43	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 33.10)

33.44	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 33.11)

33.45	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 33.1)

33.46	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 33.1)

33.47	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 33.3)

33.48	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 33.10)

33.49	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 33.11)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (see Exhibit 34.1)

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Berkeley Point Capital LLC, as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA (see Exhibit 34.1)

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA (see Exhibit 34.1)

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (see Exhibit 34.9)

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (see Exhibit 34.4)

34.16	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (see Exhibit 34.5)

34.17	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA

34.18	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA

34.19	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 34.12)

34.20	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA

34.21	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 34.9)

34.22	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 34.10)

34.23	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 34.11)

34.24	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 34.17)

34.25	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 34.18)

34.26	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.12)

34.27	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as general special servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.20)

34.28	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.9)

34.29	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.10)

34.30	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.11)

34.31	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.17)

34.32	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.18)

34.33	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 34.12)

34.34	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 34.20)

34.35	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 34.3)

34.36	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 34.4)

34.37	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 34.5)

34.38	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 34.17)

34.39	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 34.18)

34.40	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 34.1)

34.41	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 34.1)

34.42	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 34.3)

34.43	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 34.10)

34.44	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 34.11)

34.45	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 34.1)

34.46	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 34.1)

34.47	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 34.3)

34.48	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 34.10)

34.49	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 34.11)

35	Servicer compliance statements.[8]

35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (see Exhibit 35.1)

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Berkeley Point Capital LLC, as servicing function participant

35.5	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA (see Exhibit 35.1)

35.6	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA (see Exhibit 35.1)

35.7	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA

35.8	Servicer compliance statement, Wells Fargo Bank National Association, as master servicer for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA

35.9	Servicer compliance statement, Citibank, N.A., as certificate administrator for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (see Exhibit 35.3)

35.10	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA

35.11	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA

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

35.12	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 35.7)

35.13	Servicer compliance statement, Wells Fargo Bank, National Association, as general master servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA

35.14	Servicer compliance statement, Rialto Capital Advisors, LLC, as general special servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA

35.15	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 35.7)

35.16	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the IGT Reno mortgage loan under the CD 2017-CD5 PSA

35.17	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the IGT Reno mortgage loan under the CD 2017-CD5 PSA

35.18	Servicer compliance statement, Citibank, N.A., as certificate administrator for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 35.3)

35.19	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 35.1)

35.20	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 35.1)

35.21	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 35.7)

35.22	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 35.1)

35.23	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 35.1)

35.24	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 35.7)

99.1	Mortgage Loan Purchase Agreement, dated as of October 1, 2017, between Citi Real Estate Funding Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated October 31, 2017, and filed by the registrant on October 31, 2017 under Commission File No. 333-207132-15, and is incorporated by reference herein).

99.2	Mortgage Loan Purchase Agreement, dated as of October 1, 2017, between Cantor Commercial Real Estate Lending, L.P. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Cantor Commercial Real Estate Lending, L.P. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated October 31, 2017, and filed by the registrant on October 31, 2017 under Commission File No. 333-207132-15, and is incorporated by reference herein).

99.3	Mortgage Loan Purchase Agreement, dated as of October 1, 2017, between Ladder Capital Finance LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Ladder Capital Finance LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K dated October 31, 2017, and filed by the registrant on October 31, 2017 under Commission File No. 333-207132-15, and is incorporated by reference herein).

99.4	Mortgage Loan Purchase Agreement, dated as of October 1, 2017, between German American Capital Corporation and Citigroup Commercial Mortgage Securities Inc., pursuant to which German American Capital Corporation sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K dated October 31, 2017, and filed by the registrant on October 31, 2017 under Commission File No. 333-207132-15, and is incorporated by reference herein).

99.5	Mortgage Loan Purchase Agreement, dated as of October 1, 2017, between Rialto Mortgage Finance, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Rialto Mortgage Finance, LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K dated October 31, 2017, and filed by the registrant on October 31, 2017 under Commission File No. 333-207132-15, and is incorporated by reference herein).

99.6	Primary Servicing Agreement, dated as of October 1, 2017, between Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, and Berkeley Point Capital LLC, as primary servicer (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K dated October 31, 2017, and filed by the registrant on October 31, 2017 under Commission File No. 333-207132-15, and is incorporated by reference herein).

(b)	The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above.
(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2019

Citigroup Commercial Mortgage Securities Inc. (Depositor)

/s/ Richard Simpson
Richard Simpson, President