Form 10-K/A
period 2018-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2017-C4
filed 2019-11-04
CIK 1718304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

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

Not Applicable

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “Commission”) on March 29, 2019 under Commission File No. 333-207132-15 (the “Original Form 10-K”), is to file with the Commission: (i) a revised report on assessment of compliance with servicing criteria for asset-backed securities of Rialto Capital Advisors, LLC as Exhibits 33.20, 33.27 and 33.34, as a replacement of the report on assessment of compliance filed as Exhibits 33.20, 33.27 and 33.34 to the Original Form 10-K; and (ii) a revised attestation report on assessment of compliance with servicing criteria for asset-backed securities for Rialto Capital Advisors, LLC as Exhibits 34.20, 34.27 and 34.34, as a replacement of the attestation report on assessment of compliance with servicing criteria for asset-backed securities filed as Exhibits 34.20, 34.27 and 34.34 to the Original Form 10-K. No other changes have been made to the Original Form 10-K other than the changes described above.

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

4.8	Pooling and Servicing Agreement, dated as of November 1, 2017 (the “CCUBS 2017-C1 PSA”), by and among UBS Commercial Mortgage Securitization Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator, Cayman agent, and trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated November 30, 2017, and filed by the registrant on December 4, 2017 under Commission File No. 333-207132-15, and is incorporated by reference herein)[7].

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator (filed as Exhibit 33.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant (filed as Exhibit 33.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, Berkeley Point Capital LLC, as servicing function participant (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA (filed as Exhibit 33.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA (filed as Exhibit 33.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

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

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (filed as Exhibit 33.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (filed as Exhibit 33.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (filed as Exhibit 33.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.16	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (filed as Exhibit 33.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.17	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (filed as Exhibit 33.17 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.18	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (filed as Exhibit 33.18 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.19	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.20	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA

33.21	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (filed as Exhibit 33.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.22	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (filed as Exhibit 33.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.23	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.24	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (filed as Exhibit 33.17 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.25	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (filed as Exhibit 33.18 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.26	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.27	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as general special servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.20)

33.28	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (filed as Exhibit 33.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.29	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (filed as Exhibit 33.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.30	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.31	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (filed as Exhibit 33.17 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.32	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (filed as Exhibit 33.18 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.33	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.34	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 33.20)

33.35	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.36	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (filed as Exhibit 33.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.37	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (filed as Exhibit 33.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.38	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (filed as Exhibit 33.17 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.39	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (filed as Exhibit 33.18 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.40	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.41	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.42	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.43	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (filed as Exhibit 33.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.44	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.45	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.46	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.47	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.48	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (filed as Exhibit 33.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

33.49	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator (filed as Exhibit 34.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant (filed as Exhibit 34.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Berkeley Point Capital LLC, as servicing function participant (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA (filed as Exhibit 34.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA (filed as Exhibit 34.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (filed as Exhibit 34.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (filed as Exhibit 34.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (filed as Exhibit 34.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.16	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (filed as Exhibit 34.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.17	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (filed as Exhibit 34.17 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.18	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (filed as Exhibit 34.18 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.19	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.20	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA

34.21	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (filed as Exhibit 34.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.22	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (filed as Exhibit 34.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.23	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.24	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (filed as Exhibit 34.17 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.25	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (filed as Exhibit 34.18 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.26	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.27	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as general special servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.20)

34.28	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (filed as Exhibit 34.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.29	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (filed as Exhibit 34.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.30	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.31	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (filed as Exhibit 34.17 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.32	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (filed as Exhibit 34.18 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.33	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.34	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 34.20)

34.35	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.36	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (filed as Exhibit 34.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.37	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (filed as Exhibit 34.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.38	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (filed as Exhibit 34.17 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.39	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (filed as Exhibit 34.18 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.40	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.41	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.42	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.43	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (filed as Exhibit 34.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.44	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.45	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.46	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.47	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.48	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (filed as Exhibit 34.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

34.49	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

35	Servicer compliance statements.[8]

35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer (filed as Exhibit 35.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

35.2	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (filed as Exhibit 35.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator (filed as Exhibit 35.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

35.4	Servicer compliance statement, Berkeley Point Capital LLC, as servicing function participant (filed as Exhibit 35.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

35.5	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA (filed as Exhibit 35.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

35.6	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA (filed as Exhibit 35.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

35.7	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA (filed as Exhibit 35.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

35.8	Servicer compliance statement, Wells Fargo Bank National Association, as master servicer for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (filed as Exhibit 35.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

35.9	Servicer compliance statement, Citibank, N.A., as certificate administrator for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (filed as Exhibit 35.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

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

35.10	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (filed as Exhibit 35.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

35.11	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (filed as Exhibit 35.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

35.12	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (filed as Exhibit 35.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

35.13	Servicer compliance statement, Wells Fargo Bank, National Association, as general master servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (filed as Exhibit 35.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

35.14	Servicer compliance statement, Rialto Capital Advisors, LLC, as general special servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (filed as Exhibit 35.14 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

35.15	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (filed as Exhibit 35.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

35.16	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (filed as Exhibit 35.16 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

35.17	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (filed as Exhibit 35.17 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

35.18	Servicer compliance statement, Citibank, N.A., as certificate administrator for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (filed as Exhibit 35.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

35.19	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (filed as Exhibit 35.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

35.20	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (filed as Exhibit 35.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

35.21	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (filed as Exhibit 35.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

35.22	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (filed as Exhibit 35.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

35.23	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (filed as Exhibit 35.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

35.24	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (filed as Exhibit 35.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-15, and is incorporated by reference herein)

99.1	Mortgage Loan Purchase Agreement, dated as of October 1, 2017, between Citi Real Estate Funding Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated October 31, 2017, and filed by the registrant on October 31, 2017 under Commission File No. 333-207132-15, and is incorporated by reference herein).

99.2	Mortgage Loan Purchase Agreement, dated as of October 1, 2017, between Cantor Commercial Real Estate Lending, L.P. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Cantor Commercial Real Estate Lending, L.P. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated October 31, 2017, and filed by the registrant on October 31, 2017 under Commission File No. 333-207132-15, and is incorporated by reference herein).

99.3	Mortgage Loan Purchase Agreement, dated as of October 1, 2017, between Ladder Capital Finance LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Ladder Capital Finance LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K dated October 31, 2017, and filed by the registrant on October 31, 2017 under Commission File No. 333-207132-15, and is incorporated by reference herein).

99.4	Mortgage Loan Purchase Agreement, dated as of October 1, 2017, between German American Capital Corporation and Citigroup Commercial Mortgage Securities Inc., pursuant to which German American Capital Corporation sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K dated October 31, 2017, and filed by the registrant on October 31, 2017 under Commission File No. 333-207132-15, and is incorporated by reference herein).

99.5	Mortgage Loan Purchase Agreement, dated as of October 1, 2017, between Rialto Mortgage Finance, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Rialto Mortgage Finance, LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K dated October 31, 2017, and filed by the registrant on October 31, 2017 under Commission File No. 333-207132-15, and is incorporated by reference herein).

99.6	Primary Servicing Agreement, dated as of October 1, 2017, between Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, and Berkeley Point Capital LLC, as primary servicer (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K dated October 31, 2017, and filed by the registrant on October 31, 2017 under Commission File No. 333-207132-15, and is incorporated by reference herein).

(b)	The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above.
(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2019

Citigroup Commercial Mortgage Securities Inc. (Depositor)

/s/ Richard Simpson
Richard Simpson, President