Form 10-K
period 2021-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2017-C4
filed 2022-03-30
CIK 1718304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Item 6. [Reserved]

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

Item 1117 of Regulation AB

Disclosure from Wells Fargo Bank, National Association (“Wells Fargo Bank”) (i) as trustee and custodian for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA, (ii) as custodian for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA, (iii) as custodian for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA, (iv) as trustee and custodian for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA, and (v) as trustee and custodian for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA:

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

Item 15. Exhibits and Financial Statement Schedules.

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

33.7

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA (see Exhibit 33.1)

33.8

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA (see Exhibit 33.1)

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA

33.10a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA

33.10b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (see Exhibit 33.9)

33.14

Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (see Exhibit 33.4)

33.15

Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (see Exhibit 33.5)

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 33.11)

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 33.9)

33.20a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 33.10a)

33.20b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 33.10b)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 33.16)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.11)

33.23

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as general special servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.18)

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.9)

33.25a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.10a)

33.25b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.10b)

33.26

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.16)

33.27

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 33.11)

33.28

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 33.18)

33.29

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 33.3)

33.30

Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 33.4)

33.31

Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 33.5)

33.32

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 33.16)

33.33

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 33.1)

33.34

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 33.1)

33.35

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 33.3)

33.36a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 33.10a)

33.36b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 33.10b)

33.37

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 33.1)

33.38

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 33.1)

33.39

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 33.3)

33.40a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 33.10a)

33.40b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 33.10b)

33.41	Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee

33.42a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA

33.42b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA

33.43

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (see Exhibit 33.41)

33.44

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 33.41)

33.45

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.41)

33.46

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 33.41)

33.47a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 33.42a)

33.47b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 33.42b)

33.48a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 33.42a)

33.48b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 33.42b)

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

34.7

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA (see Exhibit 34.1)

34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA (see Exhibit 34.1)

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA

34.10a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA

34.10b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (see Exhibit 34.9)

34.14

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (see Exhibit 34.4)

34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (see Exhibit 34.5)

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 34.11)

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 34.9)

34.20a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 34.10a)

34.20b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 34.10b)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 34.16)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.11)

34.23

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as general special servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.18)

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.9)

34.25a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.10a)

34.25b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.10b)

34.26

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.16)

34.27

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 34.11)

34.28

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 34.18)

34.29

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 34.3)

34.30

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 34.4)

34.31

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 34.5)

34.32

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 34.16)

34.33

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 34.1)

34.34

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 34.1)

34.35

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 34.3)

34.36a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 34.10a)

34.36b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 34.10b)

34.37

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 34.1)

34.38

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 34.1)

34.39

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 34.3)

34.40a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 34.10a)

34.40b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 34.10b)

34.41	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee

34.42a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA

34.42b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee for the Station Place III mortgage loan, the Capital Centers II & III mortgage loan and the Walgreens Witkoff Portfolio mortgage loan under the JPMDB 2017-C7 PSA

34.43

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Pleasant Prairie Premium Outlets mortgage loan and the Corporate Woods Portfolio mortgage loan under the CGCMT 2017-P8 PSA (see Exhibit 34.41)

34.44

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 34.41)

34.45

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.41)

34.46

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 34.41)

34.47a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 34.42a)

34.47b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 34.42b)

34.48a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 34.42a)

34.48b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 34.42b)

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

35.8	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA (see Exhibit 35.7)

35.9	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the Bank of America Office Campus Building 600 mortgage loan under the UBS 2017-C4 PSA

35.10	Servicer compliance statement, Wells Fargo Bank, National Association, as general master servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 35.7)

35.11	Servicer compliance statement, Rialto Capital Advisors, LLC, as general special servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 35.9)

35.12	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 35.7)

35.13	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 35.9)

35.14

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 35.1)

35.15

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 50 Varick Street mortgage loan under the UBS 2017-C5 PSA (see Exhibit 35.1)

35.16

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Chelsea Multifamily Portfolio mortgage loan and the Westin Crystal City mortgage loan under the CCUBS 2017-C1 PSA (see Exhibit 35.1)

35.17

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

Date: March 30, 2022

Citigroup Commercial Mortgage Securities Inc. (Depositor)

/s/ Richard Simpson
Richard Simpson, President